Form 10QSB
period 1999-03-31
MEADOWS PRESERVATION INC
filed 1999-05-17
CIK 1061708

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 333-65057


                           MEADOWS PRESERVATION, INC.
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                        65-0860249
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)



              2555 PGA BOULEVARD, PALM BEACH GARDENS, FLORIDA 33410
                    (Address of principal executive offices)

                                 (561) 626-0888
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 457 shares of Common Stock as of April 30, 1999.

                           MEADOWS PRESERVATION, INC.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS
                                                                                                              Page
                                                                                                              ----
    Balance Sheets as of March 31, 1999 and December 31, 1998..................................................3

    Statements of Operations for the quarters ended March 31, 1999 and 1998....................................4

    Statements of Cash Flows for the quarters ended March 31, 1999 and 1998....................................5

    Notes to Financial Statements..............................................................................6


ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............8


                                             PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................11

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................11


                          MEADOWS PRESERVATION, INC.
                                 BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                                            March 31,      December 31,
                                                              1999            1998
                                                          ------------    ------------
ASSETS
Cash ..................................................   $        685    $     14,841
Restricted deposits ...................................        632,263         864,939
Accounts receivable ...................................              0          17,571
Due from management company ...........................              0         766,451
Investment in partnership .............................         15,792               0
Rental property:
    Land ..............................................              0       3,093,726
    Improvements ......................................              0       9,340,468
                                                          ------------    ------------
                                                                     0      12,434,194
    Accumulated depreciation ..........................              0        (322,517)
                                                          ------------    ------------
        Net rental property ...........................              0      12,111,677
                                                          ------------    ------------

Total assets ..........................................   $    648,740    $ 13,775,479
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Note payable ......................................   $          0    $ 12,341,693
    Equity interest payable ...........................        457,000               0
    Accounts payable and accrued expenses .............              0          59,516
    Accrued interest ..................................              0         863,188
    Advances payable to homeowners ....................        175,263         863,939
                                                          ------------    ------------
Total liabilities .....................................        632,263      14,128,336
                                                          ------------    ------------

Commitments and contingencies

Stockholders' equity
   Preferred stock deficiency, no par value,
      400 shares authorized, 225 and 235 shares
      issued and outstanding for 1999 and 1998,
      respectively (liquidation value $5,625 and
      $5,825, respectively) ...........................         (8,194)         (8,194)
    Common stock, $.01 par value,
      10,000 shares authorized, 457 and 1 share(s)
      issued and outstanding for 1999 and 1998,
      respectively ....................................              5               0
    Additional  paid-in capital .......................        456,995           1,000
    Retained deficit ..................................       (432,329)       (345,663)
                                                          ------------    ------------
Total stockholders' equity ............................         16,477        (352,857)
                                                          ------------    ------------

Total liabilities and stockholders' equity ............   $    648,740    $ 13,775,479
                                                          ============    ============


    The accompanying notes are an integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                Predecessor
                                                                  Business
                                                    March 31,     March 31,
                                                      1999          1998
                                                    ---------   ------------
REVENUES
     Rental income ..............................   $ 350,207    $ 347,240
     Association revenues........................           0        1,370
     Interest and other income ..................       3,019        1,854
                                                    ---------    ---------
         Total revenues .........................     353,226      350,464
                                                    ---------    ---------

EXPENSES
       Association expenses .....................         264        6,779
       Property operating and maintenance .......     111,327       65,039
       Property management ......................      14,127       13,580
       Real estate taxes ........................      45,000       42,445
       General and administrative ...............       8,602       12,856
       Interest .................................     182,721      228,030
       Depreciation .............................      77,851       77,817
                                                    ---------    ---------
         Total expenses .........................     439,892      446,546
                                                    ---------    ---------

     Net loss ...................................   $ (86,666)   $ (96,082)
                                                    =========    =========

     Earnings per share .........................   $ (189.64)   $ (210.25)
                                                    =========    =========

     Weighted average common shares outstanding           457          457
                                                    =========    =========


   The accompanying notes are an integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                        Predecessor
                                                                                         Business
                                                                       March 31, 1999  March 31, 1998
                                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................   $    (86,666)   $    (96,082)
Adjustments to reconcile net loss to
     cash provided by operating activities:
       Depreciation ................................................         77,851          77,817
       Decrease (increase) in restricted deposits ..................        232,676          (6,588)
      (Decrease) increase in advances payable to homeowners ........       (232,676)          6,588
       Decrease (increase) in accounts receivable ..................          1,520         (11,888)
       Increase in due from management company .....................       (201,805)       (259,727)
       Increase in accrued interest ................................        182,721         228,030
       Increase in accounts payable and accrued expenses ...........         72,073          64,634
                                                                       ------------    ------------
Net cash provided by operating activities ..........................         45,694           2,784
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Improvements to rental property ..............................         (1,600)         (2,552)
                                                                       ------------    ------------
Net cash used in investing activities ..............................         (1,600)         (2,552)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loan costs ....................................................        (58,250)              0
                                                                       ------------    ------------
Net cash used in financing activities ..............................        (58,250)              0
                                                                       ------------    ------------
Net (decrease) increase in cash and cash equivalents ...............        (14,156)            232
Cash and cash equivalents, beginning of period .....................         14,841          10,021
                                                                       ------------    ------------
Cash and cash equivalents, end of period ...........................   $        685    $     10,253
                                                                       ============    ============


SUPPLEMENTAL DISCLOSURES:

Noncash investing and financing transactions:

    Contribution to partnership
         Accounts receivable .......................................   $    (16,051)
         Due from management company ...............................       (968,256)
         Investment in partnership .................................         15,792
         Loan costs ................................................        (58,250)
         Land ......................................................     (3,093,726)
         Improvements, net .........................................     (8,941,700)
         Notes payable .............................................     12,341,693
         Equity interest payable ...................................       (457,000)
         Accrued interest ..........................................      1,045,909
         Accounts payable and accrued expenses .....................        131,589
                                                                       ------------
                                                                       $          0
                                                                       ============

   Conversion of advances payable to homeowners to common stock ....   $    456,000
                                                                       ============


    The accompanying notes are an integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Meadows Preservation, Inc., a Florida not-for-profit corporation was formed on March 2, 1988, to act as the homeowners' association for The Meadows Mobile Home Park ("The Meadows"), a fifty-five acre property containing 381 manufactured home sites located in Palm Beach Gardens, Florida. On July 2, 1998, the corporation completed a series of non-cash mergers with entities of the same name formed in June 1998. This series of mergers did not have any effect on the operations or purpose of the corporation. The mergers, which occurred in the jurisdictions of two different states, resulted in the corporation becoming a Florida for-profit corporation "MPI" which may issue equity securities. MPI subsequently filed a registration statement with the Securities and Exchange Commission, which was declared effective on February 12, 1999. Accordingly, MPI is a small business issuer as defined in the Securities Exchange Act of 1934 ("Exchange Act") regulations.

     On March 19, 1999, MPI completed two offers in connection with the issuance of MPI common stock: (1) an offer to sell up to 2,347 of MPI's common shares to owners of manufactured homes located in The Meadows ("Homeowners"), and (2a) a rescission offer to return $802,000 to Homeowners who made advances to predecessors of MPI (the "Advances") or (2b) convert such Advances into shares of MPI common stock (the "Offerings"). Prior to the Offerings, a director of MPI purchased one share of MPI common stock for $1,000 and other directors converted previous Advances totaling $6,000 into six shares of MPI common stock. Accordingly, a total of 457 shares of common stock were purchased or converted from Advances, at a price of $1,000 per share, resulting in gross proceeds of $457,000.

     As of March 31, 1999, $175,263 was payable to Homeowners who accepted the rescission offer to return their Advances. The refunds will include a payment of interest on the money advanced at the rate of ten percent per annum.

     On September 30, 1998, MPI entered into a Florida general partnership, known as The Meadows Resort Partnership (the "Partnership"), with Blue Ribbon Communities Limited Partnership, a Delaware limited partnership ("BRC"), to operate The Meadows. On March 31, 1999, MPI made a commitment to contribute $457,000 of proceeds it received from the issuance of MPI common stock, along with MPI's beneficial interest in The Meadows and the related mortgage payable, to the Partnership for a 9.7% interest in the Partnership. The cash contribution was paid by MPI and credited by the Partnership on April 1, 1999. MPI accounts for its investment in the Partnership using the equity method and, accordingly, receives its proportionate ownership share of the operating income and losses of the Partnership.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RENTAL PROPERTY

     On March 31, 1999, MPI contributed the beneficial interest in the rental property (i.e., The Meadows) to the Partnership. Prior to such contribution, the rental property was stated at cost. Depreciation of improvements, which substantially consisted of pads for manufactured homes, streets, a clubhouse and a pool, was computed on the straight line basis over 30 years.

RENTAL REVENUE RECOGNITION

     Rental income is generated from short-term leases and is recorded as revenue when earned.

                          MEADOWS PRESERVATION, INC.
                        NOTES TO FINANCIAL STATEMENTS


UNAUDITED INTERIM FINANCIAL STATEMENTS

     The balance sheets as of March 31, 1999 and December 31, 1998, and the statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998, and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

NOTE 2 - NOTE PAYABLE

     On March 31, 1999, the $12,341,693 outstanding mortgage note secured by The Meadows, including $1,045,909 of accrued interest, was assumed by the Partnership.

NOTE 3 - INCOME TAXES

     No provision for income taxes has been provided for the periods ended March 31, 1999 and 1998 due to the operating loss position of MPI.

NOTE 4 - CONTINGENCIES

     The discussion of Contingencies in MPI's Form SB-1, filed on February 12, 1999, is hereby incorporated by reference.

                           MEADOWS PRESERVATION, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of MPI for the three months ended March 31, 1999 compared to the corresponding period in 1998. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on MPI's financial performance; the adverse impact of external factors such as inflation and consumer confidence; and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

On September 30, 1998, MPI entered into a Florida general partnership, known as The Partnership, with BRC, to operate The Meadows. On March 31, 1999, MPI made a commitment to contribute $457,000 of proceeds it received from the issuance of MPI common stock, along with MPI's beneficial interest in The Meadows and the related mortgage payable, to the Partnership for a 9.7% interest in the Partnership. The cash contribution was paid by MPI and credited by the Partnership on April 1, 1999. MPI accounts for its investment in the Partnership using the equity method and, accordingly, receives its proportionate ownership share of the operating income and losses of the Partnership. A condensed balance sheet of the Partnership as of March 31, 1999, prepared in conformity with generally accepted accounting principles, is summarized below:


---------------------------------------------------------------------------
                                                                 March 31,
                                                                   1999
                                                                ----------
Current assets ..............................................   $   473,051
Rental property, net ........................................    12,907,913
Other assets ................................................        58,250
                                                                -----------
      Total assets ..........................................    13,439,214
                                                                ===========

Current liabilities .........................................       131,589
Long-term liabilities .......................................     6,585,304
                                                                -----------
      Total liabilities .....................................     6,716,893
                                                                -----------
Partners' capital ...........................................     6,722,321
                                                                -----------
      Total liabilities and partners' capital ...............   $13,439,214
                                                                ===========
---------------------------------------------------------------------------



Property operating and maintenance expense ($111,327) increased $46,288 or 71.2%. The increase was primarily due to a $15,000 landscaping contract that began April 1998 and $10,000 for the hiring of a community manager for The Meadows in March of 1998.

    General and administrative expense ($8,602) decreased $4,254 or 33.1%. The decrease was primarily due to the expense of an interim community manager for The Meadows during the quarter ended March 1998.

    Interest expense ($182,721) decreased $45,309 or 19.9%. The decrease was primarily due to the increase in property operating and maintenance expense of $46,288.

                           MEADOWS PRESERVATION, INC.


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased by $14,156 when compared to December 31, 1998.

    Net cash provided by operating activities increased $42,910 from $2,784 for the quarter ended March 31, 1998 to $45,694 for the quarter ended March 31, 1999. This increase was primarily due to the decrease in due from management company.

    Net cash used in financing activities increased $58,250 from $0 for the quarter ended March 31, 1998 to ($58,250) for the quarter ended March 31, 1999. This increase is primarily due to the payment of loan costs.

                           MEADOWS PRESERVATION, INC.



YEAR 2000

     The year 2000 issue ("Year 2000") is the result of computer programs and embedded processors ("Systems") failing to properly account for the end of 1999 and the rollover to the year 2000. The Year 2000 issue comes from three date-related problems and practices. First, some Systems define the year-portion of date fields with two digits instead of four. As a result, programs and equipment that have time-sensitive functions may interpret a date using "00" as being 1900 rather than 2000. Second, the year 2000 is a leap year. There is a possibility that some Systems may fail to account for the leap day properly. Third, in practice, an artificial date of "9/9/99" is sometimes used as a fictitious date when testing Systems. It is possible that some Systems will reject the actual date of "September 9, 1999" as fictitious. Problems arising from one or more of these problems and practices could result in failure of one or more Systems causing a disruption of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

Aside from catastrophic failure of banks, governmental agencies, etc., MPI believes that it could continue operations unaffected by Year 2000 issues.

                           MEADOWS PRESERVATION, INC.


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The discussion of Legal Proceedings in MPI's Form SB-1, filed on February 12, 1999, is hereby incorporated by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                      27       Financial Data Schedule

                  (b)      Reports on Form 8-K:

                               None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            MEADOWS PRESERVATION, INC.




                                               BY: /s/ Stanley Wilk
                                                   -----------------------------
                                                   Stanley Wilk
                                                   President


                                                   /s/ Mary Bachiochi
                                                   -----------------------------
                                                   Mary Bachiochi
                                                   Principal Accounting Officer




DATE:  May 11, 1999