Form 10QSB
period 1999-06-30
MEADOWS PRESERVATION INC
filed 1999-08-13
CIK 1061708

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 333-65057


                           MEADOWS PRESERVATION, INC.
        (Exact name of small business issuer as specified in its charter)


         FLORIDA                                  65-0860249
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 457 shares of Common Stock as of July 31, 1999.

                           MEADOWS PRESERVATION, INC.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS
                                                                        Page
                                                                        ----

    Balance Sheets as of June 30, 1999 and
     December 31, 1998...................................................3

    Statements of Operations for the six months
     and quarters ended June 30, 1999 and 1998...........................4

    Statements of Cash Flows for the six months
     ended June 30, 1999 and 1998........................................5

    Notes to Financial Statements........................................6


ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................8


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings............................................11

ITEM 6.    Exhibits and Reports on Form 8-K.............................11

                           MEADOWS PRESERVATION, INC.
                                 BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                                                                   June 30,            December 31,
                                                                                     1999                 1998
                                                                                ----------------    --------------------
ASSETS
Cash.......................................................................     $     55,580                $  14,841
Restricted deposits........................................................           11,003                  864,939
Accounts receivable........................................................                0                   17,571
Due from management company................................................                0                  766,451
Investment in partnership..................................................           14,005                        0
Rental property:
     Land..................................................................                0                3,093,726
     Improvements..........................................................                0                9,340,468
                                                                                ----------------    --------------------
                                                                                           0               12,434,194
     Accumulated depreciation..............................................                0                 (322,517)
                                                                                ----------------    --------------------
        Net rental property................................................                0               12,111,677
                                                                                ----------------    --------------------
Total assets...............................................................     $     80,588          $    13,775,479
                                                                                ================    ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Note payable  .........................................................     $          0          $    12,341,693
    Accounts payable and accrued expenses..................................                0                   59,516
    Accrued interest.......................................................                0                  863,188
    Advances payable to homeowners.........................................           56,013                  863,939
                                                                                ----------------    --------------------
Total liabilities..........................................................           56,013               14,128,336
                                                                                ----------------    --------------------
Commitments and contingencies

Stockholders' equity
   Preferred stock deficiency, no par value,
      400 shares authorized, 225 and 235 shares issued and outstanding for 1999 and 1998, respectively (liquidation value $5,625 and $5,825,
      respectively)........................................................           (8,194)                  (8,194)
   Common stock, $.01 par value,
      10,000 shares authorized, 457 and 1 share(s) issued and outstanding for
      1999 and 1998, respectively  ........................................                5                        0
   Additional paid-in capital..............................................          456,995                    1,000
   Retained deficit........................................................         (424,231)                (345,663)
                                                                                ----------------    --------------------
Total stockholders' equity.................................................           24,575                 (352,857)
                                                                                ----------------    --------------------
Total liabilities and stockholders' equity.................................     $     80,588        $      13,775,479
                                                                                ================    ====================



    The accompanying notes are an integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                  For the Six Months Ended        For the Quarters Ended
                                                          June 30,                       June 30,
                                                    1999            1998            1999           1998
                                               --------------- --------------- --------------- --------------
REVENUES
       Rental income.......................    $      350,207  $      693,686  $            0  $     346,446
       Association revenues................                 0           1,380               0             10
       Interest and other income...........            13,500           6,043          10,481          4,189
                                               --------------- --------------- --------------- --------------
         Total revenues....................           363,707         701,109          10,481        350,645
                                               --------------- --------------- --------------- --------------

EXPENSES
     Association expenses..................               860           7,486             596            707
     Property operating and maintenance....           111,327         167,083               0        102,044
     Property management...................            14,127          27,345               0         13,765
     Real estate taxes.....................            45,000          84,890               0         42,445
     General and administrative............             8,602          13,929               0          1,073
     Interest..............................           182,721         420,412               0        192,382
     Depreciation..........................            77,851         155,160               0         77,343
                                               --------------- --------------- --------------- --------------
        Total expenses.....................           440,488         876,305             596        429,759

     Loss from equity in partnership.......            (1,787)              0          (1,787)             0
                                               =============== =============== =============== ==============

     Net income/(loss).....................    $      (78,568) $     (175,196)          8,098  $    ( 79,114)
                                               =============== =============== =============== ==============

     Earnings per share....................    $      (171.92) $      (383.36) $        17.72  $     (173.12)
                                               =============== =============== =============== ==============
     Weighted average common shares
       outstanding.........................               457             457             457            457
                                               =============== =============== =============== ==============

    The accompanying notes are an integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                           June 30, 1999      June 30, 1998
                                                                          ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................     $       (78,568)  $    (175,196)
Adjustments to reconcile net loss to
    Cash provided by operating activities:
      Depreciation...................................................              77,851         155,160
      Loss from equity in partnership................................               1,787               0
      Decrease in restricted deposits................................             853,936           6,036
      Decrease in advances payable to homeowners.....................            (351,926)         (6,036)
      Decrease (increase) in accounts receivable.....................               1,520         (16,103)
      Increase in due from management company........................            (201,805)       (431,867)
      Increase in accrued interest...................................             182,721         420,412
      Increase in accounts payable and accrued expenses..............              72,073         135,281
                                                                          ----------------- ----------------
Net cash provided by operating activities............................             557,589          87,687
                                                                          ================= ================

CASH FLOWS FROM INVESTING ACTIVITIES:
      Improvements to rental property................................              (1,600)        (61,854)
      Decrease in equity interest payable............................            (457,000)              0
                                                                          ----------------- ----------------
Net cash used in investing activities................................            (458,600)        (61,854)
                                                                          ----------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan costs.....................................................             (58,250)              0
                                                                          ----------------- ----------------
Net cash used in financing activities................................             (58,250)              0
                                                                          ----------------- ----------------
Net increase in cash and cash equivalents............................              40,739          25,833
Cash and cash equivalents, beginning of period.......................              14,841          10,021
                                                                          ----------------- ----------------
Cash and cash equivalents, end of period.............................     $        55,580     $    35,854
                                                                          ================= ================


SUPPLEMENTAL DISCLOSURES:

Noncash investing and financing transactions:
    Contribution to partnership
         Accounts receivable .......................................      $     (16,051)
         Due from management company................................           (968,256)
         Investment in partnership...................................            15,792
         Loan costs..................................................           (58,250)
         Land........................................................        (3,093,726)
         Improvements, net...........................................        (8,941,700)
         Notes payable...............................................        12,341,693
         Equity interest payable.....................................          (457,000)
         Accrued interest............................................         1,045,909
         Accounts payable and accrued expenses.......................           131,589
                                                                          -----------------
                                                                          $           0
                                                                          =================
Conversion of advances payable to homeowners to common stock              $     456,000
                                                                          =================

    The accompanying notes are an integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Meadows Preservation, Inc., a Florida not-for-profit corporation was formed on March 2, 1988, to act as the homeowners' association for The Meadows Mobile Home Park ("The Meadows"), a fifty-five acre property containing 381 manufactured home sites located in Palm Beach Gardens, Florida. On July 2, 1998, the corporation completed a series of non-cash mergers with entities of the same name formed in June 1998. This series of mergers did not have any effect on the operations or purpose of the corporation. The mergers, which occurred in the jurisdictions of two different states, resulted in the corporation becoming a Florida for-profit corporation ("MPI") which may issue equity securities. MPI subsequently filed a registration statement with the Securities and Exchange Commission, which was declared effective on February 12, 1999. Accordingly, MPI is a small business issuer as defined in the Securities Exchange Act of 1934 ("Exchange Act") regulations.

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

     As of June 30, 1999, $56,013 was payable to Homeowners who accepted the rescission offer to return their Advances. The refunds will include a payment of interest on the money advanced at the rate of ten percent per annum.

     On September 30, 1998, MPI entered into a Florida general partnership, known as The Meadows Resort Partnership (the "Partnership"), with Blue Ribbon Communities Limited Partnership, a Delaware limited partnership ("BRC"), to operate The Meadows. On March 31, 1999, MPI contributed its beneficial interest in The Meadows and the related mortgage payable, along with a commitment to contribute $457,000 of proceeds it received from the issuance of MPI common stock, to the Partnership for a 9.7% interest in the Partnership. The cash contribution was paid by MPI on April 1, 1999. MPI, as of the date of the contribution, accounts for its investment in the Partnership using the equity method. Accordingly, MPI recognizes its proportionate ownership share of the operating income and losses of the Partnership.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

     The balance sheets as of June 30, 1999 and December 31, 1998, and the statements of operations and cash flows for the six month periods and quarters ended June 30, 1999 and 1998, and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

NOTE 2 - INCOME TAXES

     No provision for income taxes has been provided for the periods ended June 30, 1999 and 1998 due to the operating loss position of MPI.

                           MEADOWS PRESERVATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CONTINGENCIES

     The discussion of Contingencies in MPI's Form SB-1, filed on February 12, 1999, is hereby incorporated by reference.

                           MEADOWS PRESERVATION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of MPI for the quarter and six months ended June 30, 1999 compared to the corresponding periods in 1998. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on MPI's financial performance; the adverse impact of external factors such as inflation and consumer confidence; and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

     On September 30, 1998, MPI entered into a Florida general partnership, known as The Meadows Resort Partnership (the "Partnership"), with Blue Ribbon Communities Limited Partnership, a Delaware limited partnership ("BRC"), to operate The Meadows. On March 31, 1999, MPI contributed its beneficial interest in The Meadows and the related mortgage payable, along with a commitment to contribute $457,000 of proceeds it received from the issuance of MPI common stock, to the Partnership for a 9.7% interest in the Partnership. The cash contribution was paid by MPI on April 1, 1999. MPI, as of the date of the contribution, accounts for its investment in the Partnership using the equity method. Accordingly, MPI recognizes its proportionate ownership share of the operating income and losses of the Partnership. An unaudited condensed balance sheet of the Partnership as of June 30, 1999 and an unaudited condensed income statement for the quarter ended June 30, 1999, prepared in conformity with generally accepted accounting principles, are summarized below:

------------------------------------------------------------------------------ -----------------
                                                                                    June 30,
                                                                                      1999
                                                                               -----------------
Current assets.............................................................    $      310,533
Rental property, net.......................................................        12,863,393
                                                                               -----------------
      Total assets.........................................................        13,173,926
                                                                               -----------------

Current liabilities........................................................           201,796
Long-term liabilities......................................................         6,268,217
                                                                               -----------------
      Total liabilities....................................................         6,470,013
                                                                               -----------------
Partners' capital..........................................................         6,703,913
                                                                               -----------------
      Total liabilities and partners' capital..............................    $   13,173,926
------------------------------------------------------------------------------ -----------------

------------------------------------------------------------------------------ -----------------
                                                                                Quarter Ended
                                                                                June 30, 1999
                                                                               ------------------
Rental income                                                                  $      350,766
Interest and other income..............................................                 4,245
                                                                               ------------------
     Total revenues....................................................               355,011
                                                                               ------------------

Total property expenses................................................               152,399
Interest ..............................................................               139,911
Depreciation      .....................................................                81,108
                                                                               ------------------
     Total expenses....................................................               373,418
                                                                               ------------------
Net loss ..............................................................        $      (18,407)
                                                                               ------------------
MPI's percentage ownership interest....................................                   9.7%
                                                                               ------------------
MPI's loss from equity in partnership..................................        $       (1,787)
-----------------------------------------------------------------------------  ------------------

                           MEADOWS PRESERVATION, INC.

     The results of operations reflected on the Statements of Operations for the quarter and six months ended June 30, 1999 decreased from the same periods of the prior year primarily due to the contribution of The Meadows to the Partnership on March 31, 1999. For comparison purposes, the following table details the operations of The Meadows for the quarters and six months ended June 30, 1999 and 1998.

----------------------------------------- ---------------------------------- ----------------------------------
                                                  Six Months Ended                     Quarter Ended
                                           June 30, 1999     June 30, 1998    June 30, 1999     June 30, 1998
                                          ----------------- ---------------- ----------------- ----------------
Rental income                             $     700,973     $     693,686    $    350,766      $   346,446
Interest and other income                         7,264             6,043           4,245            4,189
                                          ----------------- ---------------- ----------------- ----------------
     Total revenues                             708,237           699,729         355,011          350,635
                                          ----------------- ---------------- ----------------- ----------------

Property operating and maintenance              200,809           167,083          89,482          102,044
Property management                              27,705            27,345          13,578           13,765
Real estate taxes                                90,000            84,890          45,000           42,445
General and administrative                       12,941            13,929           4,339            1,073
Interest                                        322,632           420,412         139,911          192,382
Depreciation                                    158,959           155,160          81,108           77,343
                                          ----------------- ---------------- ----------------- ----------------
     Total expenses                             813,046           868,819         373,418          429,052
                                          ----------------- ---------------- ----------------- ----------------

Net loss                                  $    (104,809)     $   (169,090)    $   (18,407)     $   (78,417)
----------------------------------------- ================= ================ ================= ================


     Property operating and maintenance ($200,809) increased $33,726 for the six months ended June 30, 1999 compared to the same period in the prior year. The increase was due to increased landscaping and payroll costs. For the quarter ended June 30, 1999, the amount ($89,482) decreased $12,562 compared to the same quarter of the prior year due to decreases in utility costs.

     Interest ($322,632) and ($139,911) for the six months and quarter ended June 30, 1999, respectively, decreased $97,780 and $52,471, respectively, compared to the same periods in the prior year. The decreases are primarily due to the paydown of the note on March 31, 1999.



LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $40,739 compared to December 31, 1998 primarily due to the transfer of funds from the restricted deposit account to the checking account.

    Net cash provided by operating activities increased $469,902 from $87,687 for the six months ended June 30, 1998 to $557,589 for the six months ended June 30, 1999. This increase was primarily due to the decrease in restricted deposits.

     Net cash used in investing activities increased $396,746 from $(61,854) for the six months ended June 30, 1998 to $(458,600) for the six months ended June 30, 1999. This decrease is primarily due to the payment of the MPI's contribution to the Partnership.

    Net cash used in financing activities increased $58,250 from $0 for the six months ended June 30, 1998 to $(58,250) for the six months ended June 30, 1999. This increase is due to the payment of a loan application fee during the period.

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

                  The parties have reached an agreement in principle upon a settlement whereby the Plaintiffs would agree to dismiss the lawsuit in exchange for payment of $40,000 from the Partnership.


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






                                            MEADOWS PRESERVATION, INC.




                                              BY:  /s/ Stanley Wilk
                                                   ----------------
                                                   Stanley Wilk
                                                   President


                                                   /s/ Mary Bachiochi
                                                   ------------------
                                                   Mary Bachiochi
                                                   Principal Accounting Officer




DATE:  AUGUST 11, 1999
       ---------------