Form 10QSB
period 1999-09-30
MEADOWS PRESERVATION INC
filed 1999-11-12
CIK 1061708

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 457 shares of Common Stock as of October 31, 1999.

                           MEADOWS PRESERVATION, INC.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
    Balance Sheets as of September 30, 1999 and December 31, 1998..............................................3

    Statements of Operations for the nine months and quarters ended September 30, 1999 and 1998................4

    Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.............................5

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


ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............8


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................11

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................11


                           MEADOWS PRESERVATION, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                                 September 30,           December 31,
                                                                                      1999                  1998
                                                                                ---------------     -----------------
ASSETS
Cash.......................................................................     $    67,921         $         14,841
Restricted deposits........................................................               0                  864,939
Accounts receivable........................................................               0                   17,571
Due from management company................................................               0                  766,451
Investment in partnership..................................................          12,571                        0
Rental property:
  Land.....................................................................               0                3,093,726
  Improvements.............................................................               0                9,340,468
                                                                                ----------------    ------------------
                                                                                          0               12,434,194
                                                                                          0                 (322,517)
  Accumulated depreciation.................................................     ----------------    ------------------
    Net rental property....................................................               0               12,111,677
                                                                                ----------------    ------------------

Total assets...............................................................     $    80,492         $     13,775,479
                                                                                ================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Note payable  ...........................................................     $         0        $      12,341,693
  Accounts payable and accrued expenses....................................               0                   59,516
  Accrued interest.........................................................               0                  863,188
  Advances payable to homeowners...........................................          55,763                  863,939
                                                                                ----------------    ------------------
Total liabilities..........................................................          55,763               14,128,336
                                                                                ----------------    ------------------

Commitments and contingencies

Stockholders' equity
  Preferred stock deficiency, no par value,
   400 shares authorized, 225 and 235 shares issued and outstanding for 1999 and 1998, respectively (liquidation value $5,625 and $5,825,
   respectively)...........................................................          (8,194)                  (8,194)
  Common stock, $.01 par value,
   10,000 shares authorized, 457 and 1 share(s) issued and outstanding for
   1999 and 1998, respectively  ...........................................               5                        0
  Additional  paid-in capital..............................................         456,995                    1,000
  Retained deficit.........................................................        (424,077)                (345,663)
                                                                                ----------------    ------------------
Total stockholders' equity.................................................          24,729                 (352,857)
                                                                                ----------------    ------------------

Total liabilities and stockholders' equity.................................     $    80,492         $     13,775,479
                                                                                ================    ==================






    The accompanying notes are an integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                            STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                         For the Nine Months Ended        For the Quarters Ended
                                                                September 30,                 September 30,
                                                             1999          1998             1999         1998
                                                      ----------------------------------------------------------------
REVENUES
  Rental income................................        $   350,207  $    1,042,492      $        0   $  348,806
  Association revenues.........................                  0           2,387               0        1,007
  Interest and other income....................             19,971           9,136           6,470        3,093
       Total revenues..........................       ----------------------------------------------------------------
                                                           370,178       1,054,015           6,470      352,906
                                                      ----------------------------------------------------------------

EXPENSES
  Association expenses.........................              5,743          10,293           4,883        2,807
  Property operating and maintenance...........            111,327         271,104               0      104,021
  Property management..........................             14,127          41,279               0       13,934
  Real estate taxes............................             45,000         127,335               0       42,445
  General and administrative...................              8,602          21,250               0        7,321
  Interest.....................................            182,721         611,911               0      191,499
  Depreciation.................................             77,851         232,510               0       77,350
                                                      ----------------------------------------------------------------
       Total expenses..........................            445,371       1,315,682           4,883      439,377

     Loss from equity in partnership...........             (3,221)              0          (1,434)           0

                                                      ----------------------------------------------------------------
     Net income/(loss).........................        $   (78,414)   $   (261,667)     $      153   $  (86,471)
                                                      ================================================================

     Earnings per share........................        $   (171.58)   $    (572.58)     $      .33   $  (189.21)
                                                      ================================================================
       Weighted average common shares
outstanding....................................                457             457             457          457
                                                      ================================================================














     The accompanying notes are integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   UNAUDITED)



                                                                            September 30,     September 30,
                                                                                1999              1998
                                                                          ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................     $ (78,414)          $    (261,667)

Adjustments to reconcile net loss to
 Cash provided by operating activities:
      Depreciation...................................................        77,851                 232,510
      Loss from equity in partnership................................         3,221                       0
      Decrease in restricted deposits................................       864,939                  17,867
      Decrease in advances payable to homeowners.....................      (352,176)                (17,867)
      Decrease (increase) in accounts receivable.....................         1,520                 (16,967)
      Increase in due from management company........................      (201,805)               (688,160)
      Increase in accrued interest...................................       182,721                 611,911
      Increase in accounts payable and accrued expenses..............        72,073                 177,086
                                                                          ----------------------------------
Net cash provided by operating activities............................       569,930                  54,713
                                                                          ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Improvements to rental property................................        (1,600)                (56,847)
      Decrease in equity interest payable............................      (457,000)                      0
                                                                          ----------------------------------
Net cash used in investing activities................................      (458,600)                (56,847)
                                                                          ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan costs.....................................................       (58,250)                      0
                                                                          ----------------------------------
Net cash used in financing activities................................       (58,250)                      0
                                                                          ----------------------------------
Net (decrease) increase in cash and cash equivalents.................        53,080                  (2,134)
Cash and cash equivalents, beginning of period.......................        14,841                  10,021
                                                                          ----------------------------------
Cash and cash equivalents, end of period.............................     $  67,921           $       7,887
                                                                          ==================================


SUPPLEMENTAL DISCLOSURES:

Noncash investing and financing transactions:
    Contribution to partnership
         Accounts receivable ........................................     $     (16,051)
         Due from management company.................................          (968,256)
         Investment in partnership...................................            15,792
         Loan costs..................................................           (58,250)
         Land........................................................        (3,093,726)
         Improvements, net...........................................        (8,941,700)
         Notes payable...............................................        12,341,693
         Equity interest payable.....................................          (457,000)
         Accrued interest............................................         1,045,909
         Accounts payable and accrued expenses.......................           131,589
                                                                          -----------------
                                                                          $           0
                                                                          =================

   Conversion of advances payable to homeowners to common stock           $     456,000
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

     As of September 30, 1999, $55,763 was payable to Homeowners who accepted the rescission offer to return their Advances. The refunds will include a payment of interest on the money advanced at the rate of ten percent per annum.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

     The balance sheets as of September 30, 1999 and December 31, 1998, and the statements of operations and cash flows for the nine month periods and quarters ended September 30, 1999 and 1998, and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

NOTE 2 - INCOME TAXES

     No provision for income taxes has been provided for the periods ended September 30, 1999 and 1998 due to the operating loss position of MPI.

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

                           MEADOWS PRESERVATION, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of MPI for the quarter and nine months ended September 30, 1999 compared to the corresponding periods in 1998. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on MPI's financial performance; the adverse impact of external factors such as inflation and consumer confidence; and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     On September 30, 1998, MPI entered into a Florida general partnership, known as The Meadows Resort Partnership (the "Partnership"), with Blue Ribbon Communities Limited Partnership, a Delaware limited partnership ("BRC"), to operate The Meadows. On March 31, 1999, MPI contributed its beneficial interest in The Meadows and the related mortgage payable, along with a commitment to contribute $457,000 of proceeds it received from the issuance of MPI common stock, to the Partnership for a 9.7% interest in the Partnership. The cash contribution was paid by MPI on April 1, 1999. MPI, as of the date of the contribution, accounts for its investment in the Partnership using the equity method. Accordingly, MPI recognizes its proportionate ownership share of the operating income and losses of the Partnership. An unaudited condensed balance sheet of the Partnership as of September 30, 1999 and an unaudited condensed income statement for the quarter ended September 30, 1999, prepared in conformity with generally accepted accounting principles, are summarized below:

                                                                                 September 30, 1999
                                                                                ---------------------
Current assets.............................................................    $          298,584
Rental property, net.......................................................            12,906,175
                                                                                ---------------------
      Total assets.........................................................            13,204,759
                                                                                =====================

Current liabilities........................................................               172,209
Long-term liabilities......................................................             6,406,103
                                                                                ---------------------
      Total liabilities....................................................             6,578,312
                                                                                ---------------------
Partners' capital..........................................................             6,626,447
                                                                                ---------------------
      Total liabilities and partners' capital..............................    $       13,204,759
                                                                                =====================

                                                                                   Quarter Ended
                                                                                September 30, 1999
                                                                                ---------------------
Rental income                                                                  $          349,496
Interest and other income..................................................                 9,780
                                                                                ---------------------
     Total revenues........................................................               359,276
                                                                                ---------------------

Total property expenses....................................................               153,148
Interest ..................................................................               137,886
Depreciation      .........................................................                83,010
                                                                                ---------------------
     Total expenses........................................................               374,044
                                                                                ---------------------
Net loss ..................................................................    $          (14,768)
                                                                                =====================
MPI's percentage ownership interest........................................                  9.7%
                                                                                ---------------------
MPI's loss from equity in partnership......................................    $           (1,434)
                                                                                =====================

                           MEADOWS PRESERVATION, INC.


     The results of operations reflected on the Statements of Operations for the quarter and nine months ended September 30, 1999 decreased from the same periods of the prior year primarily due to the contribution of The Meadows to the Partnership on March 31, 1999. For comparison purposes, the following table details the operations of The Meadows for the quarters and nine months ended September 30, 1999 and 1998.

                                                  Nine Months Ended                    Quarter Ended
                                           September 30,     September 30,    September 30,     September 30,
                                                1999             1998              1999             1998
                                          ---------------------------------------------------------------------
Rental income                              $   1,050,469   $   1,042,492       $   349,496       $   348,806
Interest and other income                         17,044           9,136             9,780             3,093
                                          ---------------------------------------------------------------------
    Total revenues                             1,067,513       1,051,628           359,276           351,899
                                          ---------------------------------------------------------------------

Property operating and maintenance               292,733         271,104            91,924           104,021
Property management                               41,268          41,279            13,563            13,934
Real estate taxes                                135,000         127,335            45,000            42,445
General and administrative                        15,602          21,250             2,661             7,321
Interest                                         460,518         611,911           137,886           191,499
Depreciation                                     241,969         232,510            83,010            77,350
                                          ---------------------------------------------------------------------
  Total expenses                               1,187,090       1,305,389           374,044           436,570
                                          ---------------------------------------------------------------------

Net loss                                   $    (119,577)  $    (253,761)      $   (14,768)      $   (84,671)
                                          ======================================================================

     Property operating and maintenance ($292,733) increased $21,629 for the nine months ended September 30, 1999 compared to the same period in the prior year. The increase was due to increased landscaping and payroll costs. For the quarter ended September 30, 1999, the amount ($91,924) decreased $12,097 compared to the same quarter of the prior year due to decreases in utility costs.

     Interest ($460,518) and ($137,886) for the nine months and quarter ended September 30, 1999, respectively, decreased $151,393 and $53,613, respectively, compared to the same periods in the prior year. The decreases are primarily due to the paydown of the note on March 31, 1999.



LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $53,080 compared to December 31, 1998 primarily due to the transfer of funds from the restricted deposit account to the checking account.

    Net cash provided by operating activities increased $515,217 from $54,713 for the nine months ended September 30, 1998 to $569,930 for the nine months ended September 30, 1999. This increase was primarily due to the decrease in restricted deposits.

     Net cash used in investing activities increased $401,753 from $(56,847) for the nine months ended September 30, 1998 to $(458,600) for the nine months ended September 30, 1999. This increase is primarily due to the payment of the MPI's contribution to the Partnership.

    Net cash used in financing activities increased $58,250 from $0 for the nine months ended September 30, 1998 to $(58,250) for the nine months ended September 30, 1999. This increase is due to the payment of a loan application fee during the period.

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

                           MEADOWS PRESERVATION, INC.


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The discussion of Legal Proceedings in MPI's Form SB-1, filed on February 12, 1999, is hereby incorporated by reference. The litigation referenced therein has been dismissed.



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




DATE:  November 1, 1999