Form 10KSB40
period 1999-12-31
MEADOWS PRESERVATION INC
filed 2000-03-30
CIK 1061708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                      For the fiscal year ended December 31, 1999

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

     For the transition period from _________________ to ___________________

                        Commission file number: 333-65057

                           Meadows Preservation, Inc.
                 (Name of small business issuer in its charter)

           Florida                                       65-0860249
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
 incorporation or organization)

     2555 PGA Boulevard, Palm Beach Gardens, FL 33410 (Address of principal executive offices) (Zip code)

                    Issuer's telephone number: (561) 626-0888

Securities registered under Section 12(b) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $420,287

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 9, 1999 was $0.

The number of shares of the issuer's Common Stock outstanding as of January 31, 2000 is 457.


Transitional Small Business Disclosure Format        Yes [ ]        No [X]

                                TABLE OF CONTENTS

PART I
       Item 1:      Description of Business..................................  3
       Item 2:      Description of Property..................................  6
       Item 3:      Legal Proceedings........................................  7
       Item 4:      Submission of Matters to a Vote of Security Holders......  7

PART II

       Item 5:      Market for Common Equity and Related
                    Stockholder Matters......................................  7
       Item 6:      Management's Discussion and Analysis.....................  7
       Item 7:      Financial Statements..................................... 10
       Item 8:      Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosure ..................... 10

PART III

       Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
                    Act. .................................................... 11
       Item 10:     Executive Compensation................................... 11
       Item 11:     Security Ownership of Certain Beneficial Owners and
                    Management............................................... 11
       Item 12:     Certain Relationships and Related Transactions........... 11
       Item 13:     Exhibits and Reports on Form 8-K......................... 11

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Meadows Preservation, Inc. ("MPI"), a Florida not-for-profit corporation was formed on March 2, 1988, to act as the homeowners' association for The Meadows Mobile Home Park ("The Meadows"), a fifty-five acre property containing 381 manufactured home sites located in Palm Beach Gardens, Florida. Manufactured home communities are residential developments designed and improved for the placement of detached, single-family manufactured homes which are produced off-site and installed within the community. The owner of each home leases the site on which it is located. Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. Utilities are provided or arranged for by the owner of the community.

FORMATION OF THE COMPANY

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

     On March 19, 1999, MPI completed two offers in connection with the issuance of MPI common stock: (1) an offer to sell up to 2,347 of MPI's common shares to owners of manufactured homes located in The Meadows ("Homeowners"), and (2a) a recission offer to return $802,000 to Homeowners who made advances to predecessors of MPI (the "Advances") or (2b) convert such Advances into shares of MPI common stock (the "Offerings"). Prior to the Offerings, a director of MPI purchased one share of MPI common stock for $1,000 and other directors converted previous Advances totaling $6,000 into six shares of MPI common stock. Accordingly, a total of 457 shares of common stock were purchased or converted from Advances, at a price of $1,000 per share, resulting in gross proceeds of $457,000.

     On September 30, 1998, MPI entered into a Florida general partnership, known as The Meadows Resort Partnership (the "Partnership"), with Blue Ribbon Communities Limited Partnership, a Delaware limited partnership ("BRC"), to operate The Meadows. On March 31, 1999, MPI contributed its beneficial interest in The Meadows and the related mortgage payable, along with a commitment to contribute $457,000 of proceeds it received from the issuance of MPI common stock, to the Partnership for a 9.7% interest in the Partnership. The cash contribution was paid by MPI on April 1, 1999. MPI, as of the date of the contribution and thereafter, accounts for its investment in the Partnership using the equity method. Accordingly, MPI recognizes its proportionate ownership share of the operating income and losses of the Partnership.

     MPI currently has no employees and does not anticipate hiring any employees. It does not intend to engage in any activities other than acting as a general partner of the Partnership and acting as the homeowners' association under the Florida Mobile Home Act.

MANAGEMENT OF THE PARK

     MHC Management LP manages the Park in accordance with the terms of a property management and leasing agreement entered into between the Partnership and MHC Management LP, an affiliate of BRC (the "Management Agreement").

     MHC Management LP receives a management fee of 4% of the Partnership's gross annual revenues. If at any time MHC Management LP (or another affiliate of BRC) does not manage the Park, BRC or its affiliate will receive a fee equal to one percent of the annual gross revenues of the Partnership. BRC or its affiliate will also receive a one-time placement fee of $120,000 from the Partnership.

     The Management Agreement provides that MHC Management LP, as manager, will perform all services and actions customarily performed or taken by managing agents of properties of similar nature, location and character to the Park at the Partnership's expense.

MHC Management LP, in accordance with the Management Agreement, is responsible for:

     -    collecting all rents and paying expenses of the Park;
     -    hiring andsupervising MHC Management personnel;
     -    contracting with third parties;
     -    maintaining the Park's equipment and the common areas of the Park;
     -    repairs to the Park;
     - supervision of Meadows homeowners' complaints, relocation, tenancies, etc.;
     -    maintaining insurance on the Park;
     -    advertising;
     - complying with all laws, rules, regulations and other legal requirements;
     -    leasing currently occupied lots in the Park that become unoccupied;
     - preparing an annual operating budget as well as year-end, monthly and interim operating reports; and
     -    maintaining the Park's books and records and operating account.

     MHC Management LP will subcontract, as necessary, for some or all of these services at the Partnership's expense. The Partnership currently has no employees.

     The Management Agreement also provides that the Partnership indemnify MHC Management LP for all liabilities, claims, suits, damages, judgments, and reasonable costs and expenses, including reasonable attorneys' fees it incurs, arising from (1) MHC Management LP's proper performance under the Management Agreement; (2) the Partnership's negligent, willful or fraudulent acts; and (3) the Partnership's performance of actions not permitted by the Management Agreement.

RENTAL PROSPECTUS

     Each Meadows homeowner rents a lot in the park based on the terms of a prospectus (rental agreement), in a form that has been approved by the State of Florida, Department of Business and Professional Regulation, Division of Land Sales, Condominiums and Mobile Homes. The prospectus summarizes the management of the park and the rental and other obligations of the tenants to the park owner. Each prospectus continues to operate as a binding agreement between the Partnership, as owner of the park, and the applicable Meadows homeowner.

     The amount of "base rent" payable by each tenant is stated in the prospectus applicable to him or her. In addition to the base rent, tenants are required to pay: (1) "special use fees" such as security deposits, pet fees, guest fees and pest control fees; (2) "governmental and utilities charges" including real estate taxes and special assessments, water, sewer, wastewater, trash, and cable television fees; and (3) "miscellaneous financial obiligations" such as delinquent rent charges, returned check charges, costs of construction of improvements to the park mandated by statute and future utility, educational and recreational costs and expenses. The approved prospectus also requires that the tenants install certain improvements and states that tenants must comply with the Rules and Regulations of the park.

REGULATIONS AND INSURANCE

     General. Manufactured home communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas.

     Rent Control Legislation. State and local rent control laws limit the ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Florida has enacted a law which generally provides that rental increases must be reasonable.

     Insurance. The Meadows is covered by adequate insurance provided by reputable companies and with commercially reasonable deductibles and limits.

MANUFACTURED HOUSING

     Based on the current growth in the number of individuals living in manufactured homes, this type of housing is increasingly viewed by the public as an attractive and economical form of housing. According to the industry's trade association, nearly one in four new single family homes sold in the United States today is factory-built. The growing popularity of manufactured housing can be attributed to the following factors:

     - Importance of home ownership. According to the Fannie Mae 1998 National Housing Survey ("FNMA Survey") renters' desire to own a home is stronger now than at any time in the 1990's. Security and permanence are thought to be non-financial reasons to own a home. The commitment to home ownership is tempered by an awareness of the high cost of owning a home. The affordability of manufactured housing allows many individuals to achieve this goal without jeopardizing their financial security.

     - Affordability. For a significant number of persons, manufactured housing represents the only means of achieving home ownership. In addition, the total cost of housing in a manufactured home community (home cost, site rent and related occupancy costs) is competitive with and often lower than the total cost of alternative housing, such as apartments and condominiums.

     - Lifestyle choice. As the average age of the United States population has increased, manufactured housing has become an increasingly popular housing alternative for retirement and "empty-nest" living. According to the FNMA, among those people who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement. Approximately 44% of adults age 40 to 54 and 14% of adults age 55 and over are expected to become "empty nesters" within the next ten years. To these individuals, manufactured housing is especially attractive when located within a community that offers an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment.

     - Construction quality. Since 1976, all manufactured housing has been required to meet stringent Federal standards, resulting in significant increases in the quality of the industry's product.
         The Department of Housing and Urban Development's standards for manufactured housing construction quality are the only Federally regulated standards governing housing quality of any type in the United States. Manufactured homes produced since 1976 have received a "red and silver" government seal certifying that they were built in compliance with the Federal code. The code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures.

     - Comparability to site-built homes. The manufactured housing industry has experienced a recent trend towards multi-section homes. Many modern manufactured homes are longer (up to 80 feet compared to 50 feet in the 1960's) and wider than earlier models. Many homes have vaulted ceilings, fireplaces and as many as four bedrooms and closely resemble single family site-built homes.



ITEM 2. DESCRIPTION OF PROPERTY.

     The Meadows is located at 2555 PGA Boulevard, Palm Beach Gardens, Florida, 33410. The Meadows is a fifty-five acre property containing 381 manufactured home sites whose lots are divided into two phases: Phase I, constructed in 1968, contains 235 lots; Phase II, constructed in 1981, contains 146 lots. The typical mobile home lot in the park is approximately 60 by 68 feet in size; the smallest lot is 25 by 60 feet and the largest lot is 87 by 72 feet. The residents own their own home, so it is their responsibility to maintain their homes and the surrounding area.

     The Meadows is a family community whose amenities include a multiple purpose building (incorporating a billiard room, social room, bathrooms, storage rooms, and laundry room); a heated pool; a jacuzzi; a deck area; six regulation-size cement shuffleboard courts; a mobile home (with garage) used as an administrative office and for storage; a system of private asphalt roads that run throughout the park, approximately 1.5 miles in length and 20 feet wide; 32 parking spaces appurtenant to the park's clubhouse and other facilities; and a pump house with four auxiliary pumps for use by tenants for irrigation purposes.

     The average occupancy rate of the lots in the Park has been approximately 78% for the last 5 years. Currently, 299 of the 381 lots are occupied by Meadows homeowners, 81 lots are unoccupied, and 1 lot is used as an office. The following table summarizes the occupancy rate of the Park's lots for each of the last 5 years:

             Year              Percentage of Occupied Lots
---------------------------------------------------------------
             1995                         78.4%
             1996                         78.1%
             1997                         78.1%
             1998                         78.4%
             1999                         78.4%

None of the Meadows homeowners leases more than 1 percent of the lots. The only business carried on at the Park is the day-to-day management and administration of the Park, and the leasing of lots in the Park to new tenants.

         The average annual rent paid per lot for each of the last 5 years is as follows:

             Year                Average Annual Rent per Lot
---------------------------------------------------------------
             1995                    $  4,488
             1996                    $  4,608
             1997                    $  4,608
             1998                    $  4,704
             1999                    $  4,704

The rental prospectuses provide no fixed expiration dates for the leases. The rental income from the lots in the Park constitutes approximately 99% of the gross annual revenues of the Park's owner.

The real estate tax rate or "millage" rate for the Park is $21.04850 per $1,000 of the assessed value of the Park's real property. The amount of annual real estate taxes paid on the Park in 1999 was $160,491.

     Future renovation projects may include expanding and remodeling the clubhouse, adding access control to the Park's entrance, redesigning the entrance and adding an additional entrance to the Park. Any such projects would be financed out of BRC's additional capital contribution of $200,000, per the partnership agreement, towards capital improvements, the Partnership's gross revenues or through borrowings.



ITEM 3. LEGAL PROCEEDINGS.

     On December 8, 1997, Penn Florida Realty, L.P., a Delaware limited partnership, d/b/a PNFLA Realty Limited Partnership and Penn Florida, Inc. (the "Plaintiffs") filed an action in the Circuit Court for Palm Beach County, Florida, against MPI-1, a predecessor of MPI, seeking declaratory relief pursuant to Chapter 86, Florida Statutes and damages in an unspecified amount. In their Second Amended Complaint, the Plaintiffs alleged that they had entered into a contract with the Park's then-owners to purchase the Park for $12,000,000. They asserted that MPI-1 "breached its obligation of good faith and fiduciary duty," "conspired with" BRC and certain of BRC's affiliates to defeat the Plaintiffs' purchase rights, and tortiously interfered with Plaintiffs' purchase rights, all in order to enable BRC to purchase an otherwise unavailable property or an interest in such property. Before selling the Park to the Plaintiffs, acting pursuant to the Florida Mobile Home Act, the owners gave MPI-1, as the homeowners' association for the Park, notice of the price, terms and conditions of the intended sale to the Plaintiffs and offered MPI-1 the opportunity to purchase the Park pursuant to the same price, terms and conditions. MPI-1 thereupon executed an agreement with the owners to purchase the Park and did purchase the Park for $12,000,000.

     In response to these events, the Plaintiffs brought the action described above, alleging that MPI-1's purchase of the Park pursuant to the Florida Mobile Home Act violated the Plaintiffs' constitutional and contractual rights. The Plaintiffs were seeking judgment (1) finding that Section 723.071, Florida Statutes is unconstitutional, on its face or as applied, (2) entitling them to close their purchase of the Park pursuant to the terms of their contract, and/or
(3) for compensatory damages, court costs, and such other relief as the court deems appropriate.

On July 15, 1999 this action was settled. The terms of the settlement required MPI to pay $40,000 to the plaintiff, however, the obligation was accepted (in a non-cash transaction) by the Partnership who subsequently paid the amounts in 1999, because the Partnership was joined in the settlement agreement. The settlement had no effect on the operations of MPI or the property.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's stock is not traded on any public exchange. The number of beneficial holders of The Meadows common stock at December 31, 1999, was 92. No dividends have been declared or paid for the years ended December 31, 1999 and 1998.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

     On September 30, 1998, MPI entered into a Florida general partnership, known as The Meadows Resort Partnership (the "Partnership"), with Blue Ribbon Communities Limited Partnership, a Delaware limited partnership ("BRC"), to operate The Meadows.

     On March 31, 1999, MPI contributed its beneficial interest in The Meadows and the related mortgage payable, along with a commitment to contribute $457,000 of proceeds it received from the issuance of MPI common stock, to the Partnership for a 9.7% interest in the Partnership. The cash contribution was paid by MPI on April 1, 1999. MPI, as of the date of the contribution, and thereafter, accounts for its investment in the Partnership using the equity method. Accordingly, MPI recognizes its proportionate ownership share of the operating income and losses in the Partnership.


     The following discussion and analysis should be read in conjunction with the Financial Statements of MPI as of December 31, 1999 and 1998, and the Notes thereto and other financial information included elsewhere in this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.



RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998


     The results of operations reflected on the Statements of Operations for the twelve months ended December 31, 1999, decreased from the same periods of the prior year primarily due to the contribution of The Meadows to the Partnership on March 31, 1999. As such, the results of operations for MPI includes the operation of the Meadows for 3 months ended March 31, 1999, the date of contribution to the Partnership, and income from its investment in the Partnership thereafter. Aside from activities related to the entity formation and capitalization, MPI's sole significant activity has been the operation of the Meadows or the investment in the Partnership. As a result the discussion below focuses on the Partnership and the operations of the Meadows.


 A condensed balance sheet and income statement of the Partnership, a significant investee of MPI, as of December 31, 1999 and for the year then ended (however, significant operations did not commence until April 1, 1999) prepared in conformity with generally accepted accounting principles, is summarized below. The Partnership's sole activity is the operation of the Meadows.


--------------------------------------------------------------------------------

                                                          December 31, 1999
Current assets ..............................................   $   331,305
Rental property, net ........................................    12,964,445
                                                                -----------
     Total assets ...........................................    13,295,750
                                                                ===========

Current liabilities .........................................       153,570
Long-term liabilities .......................................     6,543,990
                                                                -----------
     Total liabilities ......................................     6,697,560
Partners' capital ...........................................     6,598,190
                                                                -----------
     Total liabilities and partners' capital ................   $13,295,750
                                                                ===========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                               December 31, 1999
Rental income ................................... $ 1,050,245
Interest and other income .......................      18,641
                                                  -----------
     Total revenues .............................   1,068,886
                                                  -----------
Total property expenses .........................     475,762
Interest ........................................     415,683
Depreciation ....................................     242,223
                                                  -----------
     Total expenses .............................   1,133,668
                                                  -----------

Net (loss) ...................................... $   (64,782)
                                                  ===========
MPI's percentage ownership ......................         9.7%
                                                  -----------
MPI's loss from equity in partnership ........... $    (6,289)
                                                  ===========
--------------------------------------------------------------------------------



     For comparison purposes, the following table details the operations of The Meadows for the twelve months ended December 31, 1999 and 1998 of which the 1st calendar quarter of 1999, is included in MPI's 1999 statement of operations with the remainder recorded by the Partnership and included in the condensed information shown in the table above.



--------------------------------------------------------------------------------
                                         Year Ended  December 31
                                        1999          1998
Rental income ....................   $ 1,400,452    $ 1,393,428
Interest and other income ........        21,660         11,991
     Total revenues ..............     1,422,112      1,405,419

Property operating and maintenance       427,574        355,857
Property management ..............        55,522         55,279
Real estate taxes ................       160,491        169,780
General and administrative .......        11,231         25,982
Interest .........................       598,404        824,506
Depreciation .....................       320,074        309,889
     Total expenses ..............     1,573,296      1,741,293

Net (loss) .......................   $  (151,184)   $  (335,874)
                                     ===========    ===========
--------------------------------------------------------------------------------

The following changes in operations and discussions thereon relate to the property operations of the Meadows for the years ended December 31, 1999 and 1998.

     Rental income ($1,400,452) increased 7,024 or .5%.

     Interest and other income (21,660) increased $9,669 or 80.6%. This increase is primarily due to the interest earned on the local bank account.

     Property operating and maintenance expenses ($427,574) increased $71,717 or 20.2%. The increase was due to increased landscaping/tree trimming and payroll costs.

     Property management ($55,522) increased $243 or .4%. The increase is due to the increase in rental income.

     Real estate taxes ($160,491) decreased $9,289 or 5.5%. The decrease is due to the trash portion of the real estate tax bill being included in property operations and maintenance in the current year.

     General and administrative expense ($11,231) decreased $14,751 or 56.8%. This is due primarily to the reclassification of expense to the capital account.

     Interest expense ($598,404) decreased $226,102 or 27.4%. The decrease is primarily due to a partial paydown of the note on March 31, 1999.



LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of MPI increased $59,780 compared to December 31, 1998, primarily due to the transfer of funds from the restricted deposit account to the checking account, once restrictions were lifted.

     Net cash provided by operating activities increased $512,521 from $64,109 for the twelve months ended December 31, 1998 to $576,630 for the twelve months ended December 31, 1999. This increase was primarily due to the decrease in restricted deposits, offset by decreases in payables to homeowners and payable to the management company.

     Cash used in investing activities increased $399,311 from $(59,289) for the twelve months ended December 31, 1998 to $(458,600) for the twelve months ended December 31, 1999. This increase is primarily due to the payment of the MPI's contribution to the Partnership.

     Cash used in financing activities increased $58,250 from $0 for the twelve months ended December 31, 1998 to $(58,250) for the twelve months ended December 31, 1999. This increase is due to the payment of a loan application fee during the period.



YEAR 2000

     The Company has experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 7. FINANCIAL STATEMENTS.

     See Index to Financial Statements on page F-1 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



ITEM 10. EXECUTIVE COMPENSATION.

     No director or officer of MPI will receive any compensation for serving as a director or officer of MPI.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Each of the MPI directors, with the exception of Mr. McCann, owns one share of MPI Preferred Stock which they received in exchange for their membership interests in MPI-1 (predecessor to MPI) as the result of the series of mergers whereby MPI-1 was merged into MPI. Mr. McCann owns three shares of MPI Preferred Stock since he leases three lots in the park. MPI's directors and officers made Advances to MPI-1 aggregating $58,000 and each of them has converted all of these Advances into MPI Common Shares. Accordingly, each of MPI's directors and officers, other than Messrs. McCann and Flynn, owns 10 MPI Common Shares. Mr. McCann owns 18 MPI Common Shares and Mr. Flynn owns 7 Common Shares. The percentage of MPI Common Shares owned by each MPI officer and director will depend on the total number of MPI Common Shares subscribed for by Meadows homeowners. There are no outstanding options or warrants to acquire any MPI Common Shares.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Item 1 above for description of Company's relationship and transactions with BRC and its affiliates.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     No Form 8-K's have been filed for the current fiscal year 1999.

     Exhibit 27 Financial Data Schedule

-------------------------------------------------------------------------------


                           MEADOWS PRESERVATION, INC.

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                    CONTENTS


                                                                          PAGE

INDEPENDENT AUDITOR'S REPORT..............................................F - 2


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets.......................................................F - 3

     Statements of operations.............................................F - 4

     Statements of changes in stockholders' equity....................... F - 5

     Statements of cash flows.............................................F - 6

     Notes to financial statements........................................F - 7


-------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITOR'S



To the Board of Directors
Meadows Preservation, Inc.


We have audited the accompanying balance sheets of Meadows Preservation, Inc., as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadows Preservation, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                                    /s/ Ernst & Young LLP



Chicago, Illinois
March 15, 2000

                           MEADOWS PRESERVATION, INC.
                                 BALANCE SHEETS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

--------------------------------------------------------------------------------
                                                         1999             1998
--------------------------------------------------------------------------------
ASSETS
Cash .............................................   $     74,621  $     14,841
Restricted deposits ..............................              0       864,939
Accounts receivable ..............................              0        17,571
Due from management company ......................              0       766,451
Investment in partnership ........................              0             0
Rental property:
  Land ...........................................              0     3,093,726
  Improvements ...................................              0     9,340,468
                                                     ------------  ------------
                                                                0    12,434,194
  Accumulated depreciation .......................              0      (322,517)
    Net rental property ..........................              0    12,111,677
                                                     ------------  ------------

Total assets .....................................   $     74,621  $ 13,775,479
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Note payable ...................................   $          0  $ 12,341,693
  Amount due to Partnership.......................          3,207             0
  Accounts payable and accrued expenses ..........              0        59,516
  Accrued interest ...............................              0       863,188
  Advances payable to homeowners .................              0       864,939
                                                     ------------  ------------
Total liabilities ................................          3,207    14,128,336

Commitments and contingencies

Stockholders' equity
  Preferred stock deficiency, no par value,
    400 shares authorized, 225 and 235 shares
    issued and outstanding for 1999 and 1998,
    respectively (liquidation value $5,625 and
    $5,825, respectively) .......                          (8,194)       (8,194)
  Common stock, $.01 par value,
    10,000 shares authorized, 457 and 1 share(s)
    issued and outstanding for 1999 and 1998,
    respectively .................................              5             0
  Additional paid-in capital .....................        456,995         1,000
  Retained deficit ...............................       (377,392)     (345,663)
Total stockholders' equity .......................         71,414      (352,857)
                                                     ------------  ------------

Total liabilities and stockholders' equity .......   $     74,621  $ 13,775,479
                                                     ============  ============

--------------------------------------------------------------------------------


    The accompanying notes are an integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


--------------------------------------------------------------------------------
                                                        1999             1998
                                                    ---------------------------
REVENUES
     Rental income ...............................  $   350,207    $ 1,393,428
     Association revenues ........................            0          2,391
     Interest and other income ...................       70,080         11,991
                                                    -----------    -----------
          Total revenues .........................      420,287      1,407,810

EXPENSES
     Association expenses ........................        6,099         11,515
     Property operating and maintenance ..........      111,327        355,857
     Property management .........................       14,127         55,279
     Real estate taxes ...........................       45,000        169,780
     General and administrative ..................        8,602         25,982
     Interest ....................................      182,721        824,506
     Depreciation ................................       77,851        309,889
                                                    -----------    -----------
          Total expenses .........................      445,727      1,752,808

     Loss from equity in partnership .............       (6,289)             0
                                                    -----------    -----------
     Net Loss ....................................  $   (31,729)   $  (344,998)
                                                    ===========    ===========

     Net Loss per share (basic and diluted).......  $    (92.24)   $  (344,998)
                                                    ===========    ===========

     Weighted average common shares outstanding
      (basic and diluted).........................          344              1
                                                    ===========    ===========

--------------------------------------------------------------------------------


    The accompanying notes are an integral part of the financial statements.

                           MEADOWS PRESERVATION, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998


--------------------------------------------------------------------------------
                                                        1999         1998
                                                     --------------------------

PREFERRED STOCK, NO PAR VALUE
Balance, beginning of year .......................   $  (8,194)   $       0
   Issuance of preferred stock ...................                   (8,194)
                                                     ----------------------
Balance, end of year .............................   $  (8,194)   $  (8,194)
                                                     ======================

COMMON STOCK, $.01 PAR VALUE
Balance, beginning of year .......................   $       0    $       0
   Issuance of common stock ......................           5
                                                     ----------------------
Balance, end of year .............................   $       5    $       0
                                                     ======================

PAID-IN CAPITAL
Balance, beginning of year .......................   $   1,000    $
   Issuance of common stock ......................     455,995        1,000
   Issuance of preferred stock ...................           0
                                                     ----------------------
Balance, end of year .............................   $ 456,995    $   1,000
                                                     ======================

RETAINED DEFICIT
Balance, beginning of year .......................   $(345,663)   $   7,529
   Allocation to preferred stock .................                   (8,194)
   Net loss, year ended December 31, 1999.........     (31,729)
   Net loss, year ended December 31, 1998.........                 (344,998)
                                                     ----------------------
Balance, end of year .............................   $(377,392)   $(345,663)
                                                     ======================

--------------------------------------------------------------------------------










   The accompanying notes are an integral part of these financial statements.

                           MEADOWS PRESERVATION, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


-------------------------------------------------------------------------------

                                                                                 1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................   $ (31,729)   $(344,998)

Adjustments to reconcile net loss to Cash provided by operating activities:
    Depreciation ..........................................................      77,851      309,889
    Loss from equity in partnership .......................................       6,289            0
    Decrease in restricted deposits .......................................     864,939       11,268
    Decrease in advances payable to homeowners ............................    (407,939)     (11,268)
    Decrease (increase) in accounts receivable ............................       1,520      (17,571)
    (Increase) in due from management company .............................    (201,805)    (766,353)
    Increase in accrued interest ..........................................     182,721      824,506
    Increase in accounts payable and accrued expenses .....................      72,073       58,636
                                                                              ---------    ---------
Net cash provided by operating activities .................................     563,920       64,109

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to rental property .......................................      (1,600)     (59,289)
    Contribution  to Partnership ..........................................    (457,000)           0
    Distributions received from Partnership................................      12,710            0
                                                                              ---------    ---------
Cash used in investing activities .........................................    (445,890)     (59,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan costs ............................................................     (58,250)           0
                                                                              ---------    ---------
Cash used in financing activities .........................................     (58,250)           0
                                                                              ---------    ---------
Net increase in cash and cash equivalents .................................      59,780        4,820
Cash and cash equivalents, beginning of year ..............................      14,841       10,021
                                                                              ---------    ---------
Cash and cash equivalents, end of year ....................................   $  74,621    $  14,841
                                                                              =========    =========



SUPPLEMENTAL DISCLOSURES:
Noncash investing and financing transactions:

Contribution to Partnership on March 31, 1999 (see Note 3)
  Accounts receivable .....................................................   $    (16,051)
  Due from management company .............................................       (968,256)
  Loan costs ..............................................................        (58,250)
  Land ....................................................................     (3,093,726)
  Improvements, net .......................................................     (8,941,700)
  Notes payable ...........................................................     12,341,693
  Equity interest payable .................................................       (457,000)
  Accrued interest ........................................................      1,045,909
  Accounts payable and accrued expenses ...................................        131,589
                                                                              ------------
   Investment in Partnership                                                  $     15,792
                                                                              ============
  Conversion of advances payable to homeowners
     to common stock ......................................................   $    456,000
                                                                              ============

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                                MEADOWS PRESERVATION, INC.
                                               NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

ORGANIZATION

     Meadows Preservation, Inc. ("MPI"), a Florida not-for-profit corporation was formed on March 2, 1988, to act as the homeowners' association for The Meadows Mobile Home Park ("The Meadows"), a fifty-five acre property containing 381 manufactured home sites located in Palm Beach Gardens, Florida. On December 18, 1997, MPI purchased The Meadows.

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

     On March 19, 1999, MPI completed two offers in connection with the issuance of MPI common stock: (1) an offer to sell up to 2,347 of MPI's common shares to owners of manufactured homes located in The Meadows ("Homeowners"), and (2a) a recission offer to return $802,000 to Homeowners who made advances to predecessors of MPI (the "Advances") or (2b) convert such Advances into shares of MPI common stock (the "Offerings"). Prior to the Offerings, a director of MPI purchased one share of MPI common stock for $1,000 and other directors converted previous Advances totaling $6,000 into six shares of MPI common stock. Accordingly, a total of 457 shares of common stock were purchased or converted from Advances, at a price of $1,000 per share, resulting in gross proceeds of $457,000.

     On September 30, 1998, MPI entered into a Florida general partnership, known as The Meadows Resort Partnership (the "Partnership"), with Blue Ribbon Communities Limited Partnership, a Delaware limited partnership ("BRC"), to operate The Meadows. On March 31, 1999, MPI contributed its beneficial interest in The Meadows and the related mortgage payable, along with a commitment to contribute $457,000 of proceeds it received from the issuance of MPI common stock, to the Partnership for a 9.7% interest in the Partnership. The cash contribution was paid by MPI on April 1, 1999. MPI, as of the date of the contribution and thereafter, accounts for its investment in the Partnership using the equity method. Accordingly, MPI recognizes its proportionate ownership share of the operating income and losses of the Partnership.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


RENTAL PROPERTY

     Rental property as of December 31, 1998, was stated at cost. Depreciation was computed during 1998 and through March 31, 1999, on the straight line basis over the estimated useful lives of the assets - 30 years for improvements.

MANAGEMENT FEE AGREEMENT

     During 1998 and for the three months ending March 31, 1999, the Company engaged MHC Management LP, an affiliate of BRC, to manage the property. The Management Agreement provided that the manager receive a "management fee" equal to 4% of gross annual revenues. For the three months ended March 31, 1999 and for the year ended December 31, 1998, MHC Management LP earned fees amounting to $14,127 and $55,279, respectively.



RENTAL REVENUE RECOGNITION

     Rental income for 1998 and for the three months ending March 31, 1999 was generated from short term leases and recorded as revenue when earned.


INCOME TAXES

     No provision for income taxes has been provided in the accompanying financial statements because of operating losses. The future realization of any benefit of operating losses is not presently determinable. As such, a deferred tax asset that would result from the realization of the operating losses has been fully reserved.

DUE FROM MANAGEMENT COMPANY

     The management company, MHC Management LP, for 1998 and the three months ending March 31, 1999, collected all revenues and disbursed all expenses related to the property from its central cash account. The amount collected by the management company in excess of the expenses paid is due to MPI.

2.  NOTE PAYABLE

As of December 31, 1998, MPI was the borrower under a $12,341,693 mortgage note payable to an affiliate of BRC and secured by the Property. As described in Note 1 on March 31, 1999, the note was contributed to the Partnership. The note bore interest at the rate of the lesser of nine percent per annum, or at the rate derived from dividing the net operating income, as defined, annualized for the full year by the annualized outstanding note balance. The rate calculated by this formula for 1999 and 1998 was approximately 5.92% and 6.68% respectively. Interest expense for the years ending December 31, 1999 and 1998 amounted to $182,721 and $824,506, respectively.


3.  ADVANCES PAYABLE TO HOMEOWNERS

Advances payable to homeowners as of December 31, 1998, was cash received by the Company in advance of the Offerings for the initial purchase of the Meadows. These advances were, as of December 31, 1999, either converted to stock ($456,000) or refunded to the respective homeowners ($407,939).

4.  INVESTMENT IN PARTNERSHIP



An condensed balance sheet and income statement of the Partnership described in note 1, as of December 31, 1999, and for the year then ended is summarized below.


-------------------------------------------------------------------------------
                                               December 31,
                                                    1999

Current assets .........................       $   331,305
Rental property, net ...................        12,964,445
     Total assets ......................        13,295,750
                                               ===========

Current liabilities ....................           153,570
Long-term liabilities ..................         6,543,990
     Total liabilities .................         6,697,560
Partners' capital ......................         6,598,190
     Total liabilities and partners' capital   $13,295,750
                                               ===========

-------------------------------------------------------------------------------
                                      December 31,
                                       1999

Rental income ....................   $ 1,050,245
Interest and other income ........        18,641
                                     -----------
     Total revenues ..............     1,068,886
                                     -----------
Total property expenses...........       475,762
Interest..........................       415,683
Depreciation .....................       242,223
                                     -----------
     Total expenses ..............     1,133,668
                                     -----------

Net (loss) .......................   $   (64,782)
                                     -----------
MPI's percentage ownership........           9.7%
MPI's loss from equity in
  partnership.....................   $     6,289
                                     -----------
-------------------------------------------------------------------------------

The Company received distributions in 1999 in excess of it's initial contributions to the Partnership, and as such has an amount due to the Partnership of $3,207 as of December 31, 1999.

5.  LEGAL PROCEEDINGS

     On December 8, 1997, Penn Florida Realty, L.P., a Delaware limited partnership, d/b/a PNFLA Realty Limited Partnership and Penn Florida, Inc. (the "Plaintiffs") filed an action in the Circuit Court for Palm Beach County, Florida, against MPI-1, a predecessor of MPI, seeking declaratory relief pursuant to Chapter 86, Florida Statutes and damages in an unspecified amount. In their Second Amended Complaint, the Plaintiffs alleged that they had entered into a contract with the Park's then-owners to purchase the Park for $12,000,000. They asserted that MPI-1 "breached its obligation of good faith and fiduciary duty," "conspired with" BRC and certain of BRC's affiliates to defeat the Plaintiffs' purchase rights, and tortiously interfered with Plaintiffs' purchase rights, all in order to enable BRC to purchase an otherwise unavailable property or an interest in such property. Before selling the Park to the Plaintiffs, acting pursuant to the Florida Mobile Home Act, the owners gave MPI-1, as the homeowners' association for the Park, notice of the price, terms and conditions of the intended sale to the Plaintiffs and offered MPI-1 the opportunity to purchase the Park pursuant to the same price, terms and conditions. MPI-1 thereupon executed an agreement with the owners to purchase the Park and did purchase the Park for $12,000,000.

         In response to these events, the Plaintiffs brought the action described above, alleging that MPI-1's purchase of the Park pursuant to the Florida Mobile Home Act violated the Plaintiffs' constitutional and contractual rights. The Plaintiffs were seeking judgment (1) finding that Section 723.071, Florida Statutes is unconstitutional, on its face or as applied, (2) entitling them to close their purchase of the Park pursuant to the terms of their contract, and/or (3) for compensatory damages, court costs, and such other relief as the court deems appropriate.

On July 15, 1999 this action was settled at no cost to MPI. Additionally, the settlement had no effect on the operations of MPI or the property.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                    (Registrant) Meadows Preservation, Inc.



                    By:      /s/ Mike Paymar
                             ---------------------------------------------------
                             Mike Paymar, President
                             Date: March 15, 2000



     Pursuant to the requirements of Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    By:      /s/ Mike Paymar
                             ---------------------------------------------------
                             Mike Paymar, President
                             Date: March 15, 2000


                    By:      /s/ Phil McMahon
                             ---------------------------------------------------
                             Phil McMahon, Principal Accounting Officer
                             Date: March 15, 2000

MEADOWS PRESERVATION, INC. - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Name                                     Title                         Date
/s/ Mike Paymar                          Chairman of the Board
----------------------------------------
         Mike Paymar                                                   March 28, 2000
                                                                       -----------------------


/s/ Mary Bachiochi                       Director
----------------------------------------
         Mary Bachiochi                                                March 28, 2000
                                                                       -----------------------


/s/ Lionel DeLacey                       Director
----------------------------------------
         Lionel DeLacey                                                March 28, 2000
                                                                       -----------------------


/s/ Joanne Montgomery                    Director
----------------------------------------
         Joanne Montgomery                                             March 28, 2000
                                                                       -----------------------


/s/ Doratha Smalenbach                   Director
----------------------------------------
         Doratha Smalenbach                                            March 28, 2000
                                                                       -----------------------


/s/ Ted Stephenson                       Director
----------------------------------------
         Ted Stephenson                                                March 28, 2000
                                                                       -----------------------


/s/ Stan Wilk                            Director
----------------------------------------
         Stan Wilk                                                     March 28, 2000
                                                                       -----------------------
